Form 10QSB
period 1995-03-31
WINDSOR PARK PROPERTIES 2
filed 1995-05-08
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1995
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



  For the transition period from ____________________ to ____________________


      Commission file number   0-15698
                             ------------------------


          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
    ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               California                                    33-0054332
    -------------------------------                      -------------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
    ------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [_]
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                     9


          SIGNATURE

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                 March 31, 1995
                                                                 --------------
ASSETS
- ------

Property held for investment:
 Land                                                              $   376,000
 Buildings and improvements                                          2,606,200
 Fixtures and equipment                                                 69,800
                                                                   -----------

                                                                     3,052,000
Less accumulated depreciation                                       (2,149,200)
                                                                   -----------

                                                                       902,800

Cash and cash equivalents                                              624,600
Other assets                                                            28,400
                                                                   -----------

                                                                   $ 1,555,800
                                                                   ===========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
 Accounts payable                                                  $    17,000
 Accrued liabilities                                                    15,100
 Tenant deposits and other liabilities                                  18,300
                                                                   -----------

                                                                        50,400
                                                                   -----------

Partners' equity:
  Limited partners                                                   1,917,900
  General partners                                                    (412,500)
                                                                   -----------

                                                                     1,505,400
                                                                   -----------

                                                                   $ 1,555,800
                                                                   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995             1994
                                                   --------         --------
REVENUES
- --------

Rent and utilities                                 $117,200         $113,700
Interest                                              8,400           73,100
Other                                                 2,700            3,200
                                                   --------         --------

                                                    128,300          190,000
                                                   --------         --------

COSTS AND EXPENSES
- ------------------

Property operating costs                             98,500           99,300
Depreciation and amortization                        17,000           20,400
General and administrative:
  Related parties                                     8,800           11,300
  Other                                              10,000           18,200
Interest                                                               1,800
                                                   --------         --------

                                                    134,300          151,000
                                                   --------         --------

Net (loss) income                                  $ (6,000)        $ 39,000
                                                   ========         ========

Net (loss) income - general partners               $   (100)        $    400
                                                   ========         ========

Net (loss) income - limited partners               $ (5,900)        $ 38,600
                                                   ========         ========

Net (loss) income per limited partnership unit     $  (0.04)        $   0.26
                                                   ========         ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        1995           1994
                                                     ---------      ---------
Cash flows from operating activities:
 Net (loss) income                                   $  (6,000)     $  39,000
 Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Depreciation and amortization                        17,000         20,400
   Amortization of loan fees - note receivable                         (8,200)

   Changes in operating assets and liabilities:
     Other assets                                        7,900          4,100
     Accounts payable                                   (5,700)        12,500
     Accrued liabilities                                (2,800)        (5,400)
     Tenant deposits and other liabilities               3,200         (1,100)
                                                     ---------      ---------

Net cash provided by operating activities               13,600         61,300
                                                     ---------      ---------

Cash flows from investing activities:
  Proceeds from collection of notes receivable                        109,900
  Increase in property held for investment              (5,800)        (7,800)
                                                     ---------      ---------

Net cash (used in) provided by investing activities     (5,800)       102,100
                                                     ---------      ---------

Cash flows from financing activities:
 Cash distributions                                   (101,000)      (153,200)
 Repayment of notes payable                                            (6,800)
                                                     ---------      ---------

Net cash used in financing activities                 (101,000)      (160,000)
                                                     ---------      ---------

Net (decrease) increase in cash and cash equivalents   (93,200)         3,400

Cash and cash equivalents at beginning of period       717,800        241,200
                                                     ---------      ---------

Cash and cash equivalents at end of period           $ 624,600      $ 244,600
                                                     =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                      $      --      $   1,800
                                                     =========      =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1995 and the related statements of operations and of cash flows for the three months ended March 31, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1995 and 1994 was 150,345 and 150,945, respectively.

NOTE 3.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation).

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three months ended March 31, 1994, WAMI received fees of $6,000. WAMI received no fees during the three months ended March 31, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners. Cash distributions from operations during the operational stage are allocated 95 percent to the Limited Partners and 5 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $10,600 and $13,100 for such costs during the three months ended March 31, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6 percent of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3 percent, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9 percent cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the three months ended March 31, 1995 and 1994.

The General Partners also receive 1 percent of net income and cash distributions from the sale of Partnership properties.

During the three months ended March 31, 1995 and 1994 the General Partners received cash distributions of $1,000 and $3,200, respectively.

NOTE 4.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1995 and 1994 follows:

                                1995                       1994
                          ------------------         -----------------
                                      Per                        Per
                           Amount     Unit            Amount     Unit
                          --------    -----          --------    -----
Net income
 - limited partners       $           $              $ 38,600    $0.26
Return of capital          100,000     0.67           111,400     0.73
                          --------    -----          --------    -----

                          $100,000    $0.67          $150,000    $0.99
                          ========    =====          ========    =====

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

March 31, 1995 as compared to December 31, 1994
- -----------------------------------------------

The Partnership's primary source of cash during the three months ended March 31, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There has been no significant change in the financial condition of the Partnership since December 31, 1994. The Partnership's cash balance decreased from $717,800 at December 31, 1994 to $624,600 at March 31, 1995 due mainly to cash distributions to partners exceeding cash generated from property operations.

The General Partners are considering the sale of the two remaining properties owned by the Partnership. Whenever the properties are sold, the proceeds would be distributed to the partners and the affairs of the Partnership wound up.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended March 31, 1995 as compared to three months ended March 31,
- -----------------------------------------------------------------------------
1994
- ----

The Partnership incurred a net loss of $6,000 ($0.04 per limited partnership unit) for the three months ended March 31, 1995 and realized net income of $39,000 ($0.26 per limited partnership unit) for the three months ended March 31, 1994.

Rent and utilities revenues increased slightly from $113,700 in 1994 to $117,200 in 1995. The overall occupancy of the Partnership's two remaining properties remained level at approximately 57% at March 31, 1995 and 1994.

Interest income decreased from $73,100 in 1994 to $8,400 in 1995 due to the June 1994 repayment of a note receivable taken back by the Partnership from the sale of Palm Bay Estates in 1992.

General and administrative expense decreased from $29,500 in 1994 to $18,800 in 1995 due mainly to a $6,300 state asset tax incurred in 1994 in connection with the note receivable taken back on the sale of Palm Bay.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits and Index of Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WINDSOR PARK PROPERTIES 2,
                              A California Limited Partnership
                              --------------------------------
                              (Registrant)

                              By:  The Windsor Corporation, General Partner



                              By   /s/ John A. Coseo, Jr.
                                 -------------------------------------------
                                 JOHN A. COSEO, JR.
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


Date:  May 10, 1995