Form 10QSB
period 1995-06-30
WINDSOR PARK PROPERTIES 2
filed 1995-08-11
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


              For the quarterly period ended     June 30, 1995
                                             -------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from _________________________ to


          Commission file number   0-15698
                                  -----------------------------------


          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             California                                    33-0054332
- ---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation             (IRS Employer
or organization)                                       Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (619) 746-2411
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                    11


         SIGNATURE

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                            June 30, 1995
                                            -------------

ASSETS
- ------

Property held for investment:
 Land                                       $      376,000
 Buildings and improvements                      2,605,400
 Fixtures and equipment                             68,800
                                            --------------

                                                 3,050,200
Less accumulated depreciation                   (2,161,700)
                                            --------------
                                                   888,500

Cash and cash equivalents                          563,300
Other assets                                        20,300
                                            --------------

                                            $    1,472,100
                                            ==============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
 Accounts payable                           $       46,400
 Accrued liabilities                                25,800
 Tenant deposits and other liabilities              11,500
                                            --------------

                                                    83,700
                                            --------------

Partners' equity:
  Limited partners                               1,802,000
  General partners                                (413,600)
                                            --------------

                                                 1,388,400
                                            --------------

                                            $    1,472,100
                                            ==============

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 2
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (unaudited)

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                        1995           1994
                                                   -------------   ------------
REVENUES
- --------

Rent and utilities                                  $   120,800    $   118,100
Interest                                                  6,900         74,000
Other                                                     3,600          5,900
                                                   -------------   ------------

                                                        131,300        198,000
                                                   -------------   ------------

COSTS AND EXPENSES
- ------------------

Property operating costs                                110,400         90,000
Depreciation and amortization                            16,700         20,600
General and administrative:
  Related parties                                         8,000          9,900
  Other                                                  11,800          8,100
Interest                                                                 1,000
                                                   -------------   ------------

                                                        146,900        129,600
                                                   -------------   ------------

Net (loss) income                                   $   (15,600)   $    68,400
                                                   =============   ============

Net (loss) income - general partners                $      (100)   $       700
                                                   =============   ============

Net (loss) income - limited partners                $   (15,500)   $    67,700
                                                   =============   ============

Net (loss) income per limited partnership unit      $     (0.10)   $      0.44
                                                   =============   ============

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 2
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (unaudited)

                                                    Six Months Ended June 30,
                                                    --------------------------
                                                        1995          1994
                                                    -----------    -----------
REVENUES
- --------

Rent and utilities                                  $   238,000    $   231,800
Interest                                                 15,300        147,100
Other                                                     6,300          9,100
                                                    -----------    -----------

                                                        259,600        388,000
                                                    -----------    -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                                208,900        189,300
Depreciation and amortization                            33,700         41,000
General and administrative:
  Related parties                                        16,800         21,200
  Other                                                  21,800         26,300
Interest                                                                 2,800
                                                    -----------    -----------

                                                        281,200        280,600
                                                    -----------    -----------

Net (loss) income                                   $   (21,600)   $   107,400
                                                    ===========    ===========

Net (loss) income - general partners                $      (200)   $     1,100
                                                    ===========    ===========

Net (loss) income - limited partners                $   (21,400)   $   106,300
                                                    ===========    ===========

Net (loss) income per limited partnership unit      $     (0.14)   $      0.70
                                                    ===========    ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                              Six Months Ended June 30,
                                                           ------------------------------
                                                               1995             1994
                                                           -------------    -------------
Cash flows from operating activities:
 Net (loss) income                                          $    (21,600)   $     107,400
 Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Depreciation and amortization                                  33,700           41,000
   Amortization of loan fees - note receivable                                    (24,000)
   (Gain) loss on sale of property held for investment            (1,400)             200

   Changes in operating assets and liabilities:
     Other assets                                                 16,000           33,800
     Accounts payable                                             23,700           14,000
     Accrued liabilities                                           7,900           (2,300)
     Tenant deposits and other liabilities                        (3,600)             600
                                                           -------------    -------------

Net cash provided by operating activities                         54,700          170,700
                                                           -------------    -------------

Cash flows from investing activities:
  Proceeds from collection of note receivable                                   2,855,500
  Proceeds from sale of property held for investment               3,000
  Increase in property held for investment                        (9,800)         (12,000)
                                                           -------------    -------------

Net cash (used in) provided by investing activities               (6,800)       2,843,500
                                                           -------------    -------------

Cash flows from financing activities:
 Cash distributions                                             (202,000)        (254,200)
 Repurchase of limited partnership units                            (400)         (12,000)
 Repayment of notes payable                                                       (14,300)
                                                           -------------    -------------

Net cash used in financing activities                           (202,400)        (280,500)
                                                           -------------    -------------

Net (decrease) increase in cash and cash equivalents            (154,500)       2,733,700

Cash and cash equivalents at beginning of period                 717,800          241,200
                                                           -------------    -------------

Cash and cash equivalents at end of period                  $    563,300    $   2,974,900
                                                           =============    =============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest (none capitalized)                         $         --    $       2,800
                                                           =============    =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1995 and the related statements of operations for the three and six months ended June 30, 1995 and 1994 and the statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1995 was 150,295 and 150,320, respectively; and 150,576 and 150,760 for the three and six months ending June 30, 1994, respectively.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and six months ended June 30, 1994, WAMI received fees of $6,000 and $12,000, respectively. WAMI received no fees during the three and six months ended June 30, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners. Cash distributions from operations are allocated 95 percent to the Limited Partners and 5 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $9,900 and $11,600 for such costs during the three months ended June 30, 1995 and 1994, respectively; and $20,500 and $24,700 during the six months ended June 30, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6 percent of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3 percent , if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9 percent cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the three and six months ended June 30, 1995 and 1994.

The General Partners also receive 1 percent of net income and cash distributions from the sale of Partnership properties.

During both the three months ended June 30, 1995 and 1994 the General Partners received cash distributions of $1,000; and $2,000 and $4,200 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 4.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1995 and 1994 follows:

                                  1995                     1994
                         ----------------------   ----------------------

                                         Per                       Per
                           Amount        Unit        Amount        Unit
                         -----------    -------   -----------    -------
Net income
 - limited partners       $             $          $  106,300    $  0.70
Return of capital            200,000       1.33       143,700       0.96
                          ----------    -------    ----------    -------

                          $  200,000    $  1.33    $  250,000    $  1.66
                          ==========    =======    ==========    =======

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

June 30, 1995 as compared to December 31, 1994
- ----------------------------------------------

The Partnership's primary source of cash during the six months ended June 30, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

The Partnership's cash balance decreased from $717,800 at December 31, 1994 to $563,300 at June 30, 1995 due mainly to cash distributions to partners exceeding cash generated from operations.

The General Partners are considering the best course of action for the Partnership. The alternatives are either to sell the two remaining properties and wind-up the affairs of the Partnership, or to continue to operate the two remaining properties with a view to increasing their value over the next few years. The General Partners continue to monitor the Oklahoma City and Shreveport markets for indications of improvement.

In the event that the General Partners decide to continue to operate the properties, cash distributions may be reduced or suspended in order to maintain cash reserves for marketing programs, capital improvements and any other strategic plans considered appropriate.

The future sources of cash for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures and possibly distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended June 30, 1995 as compared to three months ended June 30, 1994
- --------------------------------------------------------------------------------

The Partnership incurred a net loss of $15,600 ($0.10 per limited partnership unit) for the three months ended June 30, 1995 and realized net income of $68,400 ($0.44 per limited partnership unit) for the three months ended June 30, 1994.

Rent and utilities revenues increased slightly from $118,100 in 1994 to $120,800 in 1995. The overall occupancy of the Partnership's two remaining properties increased from approximately 54% at June 30, 1994 to 58% at June 30, 1995.

Interest income decreased from $74,000 in 1994 to $6,900 in 1995 due mainly to the June 1994 repayment of a note receivable taken back by the Partnership from the sale of Palm Bay Estates in 1992.

Depreciation and amortization expense decreased from $20,600 in 1994 to $16,700 in 1995. The decrease is due mainly to a $1,075,000 provision for estimated losses in value of the Pinecrest and Edgewood manufactured home communities recorded in September 1994. A portion of the provision was allocated to the depreciable bases of the properties, thereby reducing future depreciation expense.

Six months ended June 30, 1995 as compared to the six months ended June 30, 1994
- --------------------------------------------------------------------------------

The Partnership incurred a net loss of $21,600 ($0.14 per limited partnership unit) for the six months ended June 30, 1995 and realized net income of $107,400 ($0.70 per limited partnership unit) for the six months ended June 30, 1994.

Rent and utilities revenues increased slightly from $231,800 in 1994 to $238,000 in 1995 due to a slight improvement in occupancy at the two Partnership properties.

Interest income decreased from $147,100 in 1994 to $15,300 in 1995 due to the June 1994 repayment of a note receivable taken back by the Partnership from the sale of Palm Bay Estates in 1992.

Property operating expenses increased from $189,300 in 1994 to $208,900 in 1995 due mainly to higher wages and utilities costs.

Depreciation and amortization expense decreased from $41,000 in 1994 to $33,700 in 1995 for the reason discussed previously.

General and administrative expense decreased from $47,500 in 1994 to $38,600 in 1995 due mainly to a $6,300 state asset tax incurred in 1994 in connection with the note receivable taken back on the sale of Palm Bay.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits and Index of Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WINDSOR PARK PROPERTIES 2,
                              A California Limited Partnership
                              ---------------------------------
                              (Registrant)

                         By:  The Windsor Corporation, General Partner


                              By  /s/John A. Coseo, Jr.
                                 -----------------------------------------------
                                 JOHN A. COSEO, JR.
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


Date:  August 10, 1995