Form 10QSB
period 1995-09-30
WINDSOR PARK PROPERTIES 2
filed 1995-11-13
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     September 30, 1995
                                    ------------------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from _________________ to __________________


      Commission file number   0-15698
                             -----------------------------------------------


          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


           California                                    33-0054332
-----------------------------------          ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (  )
     ---         ----

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


         SIGNATURE

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                             September 30, 1995
                                                            --------------------
ASSETS
------

Property held for investment:
 Land                                                       $          376,000
 Buildings and improvements                                          2,594,700
 Fixtures and equipment                                                 61,600
                                                            --------------------

                                                                     3,032,300
Less accumulated depreciation                                       (2,162,000)
                                                            --------------------

                                                                       870,300

Cash and cash equivalents                                              458,800
Other assets                                                             8,200
                                                            --------------------

                                                            $        1,337,300
                                                            ====================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Accounts payable                                           $           49,100
 Accrued liabilities                                                    36,500
 Tenant deposits and other liabilities                                  10,800
                                                            --------------------

                                                                        96,400
                                                            --------------------

Partners' equity:
  Limited partners                                                   1,656,000
  General partners                                                    (415,100)
                                                            --------------------

                                                                     1,240,900
                                                            --------------------

                                                            $        1,337,300
                                                            ====================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Three Months Ended September 30,
                                               --------------------------------

                                                     1995             1994
                                               --------------- ----------------
REVENUES
--------

Rent and utilities                             $     117,600   $       116,500
Interest                                               6,400            17,100
Other                                                  3,500             3,000
                                               --------------- ----------------

                                                     127,500           136,600
                                               --------------- ----------------

COSTS AND EXPENSES
------------------

Property operating costs                             139,400           120,200
Depreciation and amortization                         15,900            20,000
General and administrative:
  Related parties                                      8,100             8,600
  Other                                                9,800             9,300
Interest                                                                   900
Provision for estimated loss in value of
 property held for investment                                        1,075,000
                                               --------------- ----------------


                                                     173,200         1,234,000
                                               --------------- ----------------

Net loss                                       $     (45,700)  $    (1,097,400)
                                               =============== ================

Net loss - general partners                    $        (500)  $       (11,000)
                                               =============== ================

Net loss - limited partners                    $     (45,200)  $    (1,086,400)
                                               =============== ================

Net loss per limited partnership unit          $       (0.30)  $         (7.21)
                                               =============== ================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------

                                                     1995            1994
                                                --------------- ---------------
REVENUES
--------

Rent and utilities                              $     355,600   $      348,300
Interest                                               21,700          164,200
Other                                                   9,800           12,100
                                                --------------- ---------------

                                                      387,100          524,600
                                                --------------- ---------------

COSTS AND EXPENSES
------------------

Property operating costs                              348,300          309,500
Depreciation and amortization                          49,600           61,000
General and administrative:
  Related parties                                      24,900           29,800
  Other                                                31,600           35,600
Interest                                                                 3,700
Provision for estimated loss in value of
 property held for investment                                        1,075,000
                                                --------------- ---------------

                                                      454,400        1,514,600
                                                --------------- ---------------

Net loss                                        $     (67,300)  $     (990,000)
                                                =============== ===============

Net loss - general partners                     $        (700)  $       (9,900)
                                                =============== ===============

Net loss - limited partners                     $     (66,600)  $     (980,100)
                                                =============== ===============

Net loss per limited partnership unit           $       (0.44)  $        (6.51)
                                                =============== ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                               Nine Months Ended September 30,
                                               --------------------------------
                                                     1995            1994
                                               ---------------  ---------------
Cash flows from operating activities:
 Net loss                                      $     (67,300)   $     (990,000)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                      49,600            61,000
   Amortization of loan fees - note receivable                         (24,000)
   Loss on sale of property held for
    investment                                         6,000
   Provision for estimated loss in value of
    property held for investment                                     1,075,000


Changes in operating assets and liabilities:
     Other assets                                     22,800            39,900
     Accounts payable                                 26,400            11,500
     Accrued liabilities                              18,600             7,100
     Tenant deposits and other liabilities            (4,300)             (800)
                                               ---------------  ---------------

Net cash provided by operating activities             51,800           179,700
                                               ---------------  ---------------

Cash flows from investing activities:
  Proceeds from sale of property held for
   investment                                          6,500
  Increase in property held for investment           (13,100)          (84,100)
  Proceeds from collection of notes receivable                       2,855,500
                                               ---------------  ---------------

Net cash (used in) provided by investing
 activities                                           (6,600)        2,771,400
                                               ---------------  ---------------

Cash flows from financing activities:
 Cash distributions                                 (303,000)       (2,274,400)
 Repurchase of limited partnership units              (1,200)          (12,000)
 Repayment of notes payable                                            (52,500)
                                               ---------------  ---------------

Net cash used in financing activities               (304,200)       (2,338,900)
                                               ---------------  ---------------

Net (decrease) increase in cash and cash
 equivalents                                        (259,000)          612,200

Cash and cash equivalents at beginning of
 period                                              717,800           241,200
                                               ---------------  ---------------

Cash and cash equivalents at end of period     $     458,800    $      853,400
                                               ===============  ===============
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest (none capitalized)                $          --    $        3,700
                                               ===============  ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1995 and the related statements of operations for the three and nine months ended September 30, 1995 and 1994 and the statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  NET LOSS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------

Net loss per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net loss allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1995 was 150,231 and 150,290, respectively; and 150,345 and 150,620 during the three and nine months ended September 30, 1994, respectively.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and nine months ended September 30, 1994, WAMI received fees of $6,000 and $18,000, respectively. WAMI received no fees during the three and nine months ended September 30, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners. Cash distributions from operations are allocated 95 percent to the Limited Partners and 5 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $9,800 and $10,100 for such costs during the three months ended September 30, 1995 and 1994, respectively; and $30,300 and $34,800 during the nine months ended September 30, 1995 and 1994, respectively.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6 percent of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3 percent, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9 percent cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the three and nine months ended September 30, 1995 and 1994.

The General Partners also receive 1 percent of net income or loss and cash distributions from the sale of Partnership properties.

During the three months ended September 30, 1995 and 1994, the General Partners received cash distributions of $1,000 and $20,200, respectively; and $3,000 and $24,400 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 4.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. During the nine months ended September 30, 1995 and 1994, the limited partners received distributions of $300,000 ($2.00 per unit) and $2,250,000 ($14.94 per unit), respectively, all of which represented a return of capital.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1995 as compared to December 31, 1994
---------------------------------------------------

The Partnership's primary source of cash during the nine months ended September 30, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

The Partnership's cash balance decreased from $717,800 at December 31, 1994 to $458,800 at September 30, 1995 due mainly to cash distributions to partners exceeding cash generated from operations.

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

Results of Operations
---------------------

Three months ended September 30, 1995 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1994
------------------

The Partnership incurred net losses of $45,700 and $1,097,400 for the three months ended September 30, 1995 and 1994, respectively. Net loss per limited partnership unit was $0.30 in 1995 and $7.21 in 1994.

Rent and utilities revenues increased slightly from $116,500 in 1994 to $117,600 in 1995. The overall occupancy of the Partnership's two remaining properties increased from approximately 51% at September 30, 1994 to 58% at September 30, 1995.

In September 1994, the Partnership provided $1,075,000 for estimated losses in value of the Edgewood and Pinecrest manufactured home communities. The provision was made after a management review of the properties and the local markets indicated that an impairment in the values of the properties had occurred. The provision was measured as the difference between the carrying value of the properties and their estimated future undiscounted cash flows. Factors considered and judgements made in estimating future cash flows included current and future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and estimated property selling price.

Depreciation and amortization expense decreased from $20,000 in 1994 to $15,900 in 1995. The decrease is due mainly to the $1,075,000 provision for estimated losses in value of the Pinecrest and Edgewood manufactured home communities recorded in September 1994. A portion of the provision was allocated to the depreciable bases of the properties, thereby reducing future depreciation expense.

Nine months ended September 30, 1995 as compared to the nine months ended
-------------------------------------------------------------------------
September 30, 1994
------------------

The Partnership incurred net losses of $67,300 and $990,000 for the nine months ended September 30, 1995 and 1994, respectively. Net loss per limited partnership unit was $0.44 in 1995 and $6.51 in 1994.

Rent and utilities revenues increased slightly from $348,300 in 1994 to $355,600 in 1995 due to a slight improvement in occupancy at the two Partnership properties.

Interest income decreased from $164,200 in 1994 to $21,700 in 1995 due to the June 1994 repayment of a note receivable taken back by the Partnership from the sale of Palm Bay Estates in 1992.

Property operating expenses increased from $309,500 in 1994 to $348,300 in 1995 due mainly to higher utilities and insurance costs.

Depreciation and amortization expense decreased from $61,000 in 1994 to $49,600 in 1995 for the reason discussed previously.

General and administrative expense decreased from $65,400 in 1994 to $56,500 in 1995 due mainly to a $6,300 state asset tax incurred in 1994 in connection with the note receivable taken back on the sale of Palm Bay.

As discussed previously, in September 1994, the Partnership provided $1,075,000 for estimated losses in value of the Edgewood and Pinecrest manufactured home communities.

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


                              WINDSOR PARK PROPERTIES 2,
                              A California Limited Partnership
                              ---------------------------------
                                         (Registrant)

                              By: The Windsor Corporation, General Partner



                              By /s/John A. Coseo, Jr.
                                 --------------------------------------------
                                 JOHN A. COSEO, JR.
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


Date:  November 6, 1995