Form 10KSB
period 1995-12-31
WINDSOR PARK PROPERTIES 2
filed 1996-03-29
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [Fee Required]

For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-15698

          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
 -------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


        California                                        33-0054332
---------------------------------         -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


120 W. Grand Avenue, Suite 202, Escondido, California              92025
-----------------------------------------------------     --------------------
      (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
             Units of Limited Partnership Interest
             -------------------------------------
                        (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]  No [     ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year:  $533,300

            DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                     PART I
                                     ------

Page
----------

Item 1.      Description of Business                               3

Item 2.      Description of Properties                             4

Item 3.      Legal Proceedings                                     5

Item 4.      Submission of Matters to a Vote of Security Holders   5

                                    PART II
                                    -------

Item 5.      Market for the Partnership's Units and Related
             Security Holder  Matters                              5


Item 6.      Management's Discussion and Analysis                  5

Item 7.      Financial Statements                                  7

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure               17


                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of The Exchange Act                                 17

Item 10.      Executive Compensation                              18

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management                                      18

Item 12.      Certain Relationships and Related Transactions      18

Item 13.      Exhibits and Reports on Form 8-K                    19

              SIGNATURES                                          20


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 2, a California Limited Partnership (the Partnership), was formed on October 10, 1984 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president, and principal stockholder of The Windsor Corporation.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection, and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 150,030 limited partnership units (Units). All of the Units were sold for gross proceeds aggregating $15,003,000. In addition, the General Partners initially purchased 1,500 Units for $150,000. The offering commenced on November 30, 1984 and terminated on October 14, 1985. The net proceeds from the offering were expended for the acquisition of six fully-developed manufactured home communities located in Kentucky, Louisiana, Oklahoma, and Florida. The Partnership paid all cash for these properties and there are no plans to purchase additional properties.

In May 1988, the Partnership sold the Imperial and Imperial Estates manufactured home communities for net proceeds of $3,492,700. The communities were originally purchased in November 1985, for a total price of $2,017,900.

In December 1992, the Partnership sold the Palm Bay Estates manufactured home community for net proceeds of $4,982,700. The community was originally purchased in April 1985 for a total price of $3,871,000. The Partnership realized an accounting gain on sale of $2,369,800. In connection with the sale, the Partnership provided financing in the form of a $4,300,000 promissory note collateralized by a first mortgage on the property. The note was fully collected in June 1994.

In August 1993, the Partnership sold the Conway Circle manufactured home community for net proceeds of $1,505,300. Conway Circle was originally acquired in March 1985 at a total price of $1,203,600. The Partnership realized an accounting gain on sale of $674,700.

The Partnership continues to own two properties - the Edgewood manufactured home community located in Oklahoma City, Oklahoma and the Pinecrest manufactured home community located in Shreveport, Louisiana. Both properties have been severely impacted by weak local oil and gas economies over the past several years and occupancy rates and park operating income have declined steadily over the same period. At February 28, 1996 Edgewood and Pinecrest were 47% and 64% occupied, respectively. The Partnership continues to offer incentive programs to attract new tenants but key to increasing occupancies would be a strengthening of the local economies.

The Partnership has owned the Edgewood and Pinecrest properties since August 1985. Given the length of the holding period and the fact that there are no indications of short-term turnarounds in the local economies, the General Partners have determined that it is in the best interests of the limited partners to sell the properties. Upon the sale of the properties, the timing of which cannot be determined, the Partnership will be liquidated as soon as possible thereafter.

Business of Issuer
------------------

The Partnership is currently in the business of managing and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and in the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Partnership profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and any other form of low-cost housing that might exist.

The Partnership's profitability depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employs all of the properties' on-site personnel and is reimbursed by the Partnership for such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in two properties. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. Both properties are unencumbered. It is the General Partners' opinion that the properties are in average condition and adequately insured.

                                Edgewood                    Pinecrest
                                --------                    ---------
                              Oklahoma City,               Shreveport,
Location                         Oklahoma                   Louisiana
--------------------------------------------------------------------------------
Date Acquired                       8/85                          8/85
Acreage                               15                            83
Number of Spaces                     145                           405
Monthly Rents (1)                   $143                          $120
Occupancy Level:
  February 28, 1996                   47%                           64%
Real Estate Taxes                 $2,700                       $18,800
Federal Tax Basis (2)         $1,062,900                    $2,892,600

(1)  Average rental rates in effect on February 28, 1996.

(2) For income tax purposes, the properties and their components are depreciated using both straight line and accelerated methods over useful lives ranging from 4 to 40 years.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party of or which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of February 28, 1996, there were approximately 2,700 persons holding an aggregate of 149,731 Units.

Cash distributions paid to the limited partners since December 31, 1993 are as follows:

                                  Per $1,000
                                  Originally
Date Paid          Amount (1)    Invested (2)
----------------   -----------   ------------

August 1995        $  100,000        $  6.60
May 1995           $  100,000        $  6.60
February 1995      $  100,000        $  6.60

November 1994      $  100,000        $  6.60
August 1994        $2,000,000        $131.99
May 1994           $  100,000        $  6.60
February 1994      $  150,000        $  9.90

(1) Amounts are comprised of funds from operations, sales proceeds and collections of notes receivable, and exclude General Partner participation.
(2) Computed based on $15,153,000 original investment.

Cash distributions paid to the General Partners since December 31, 1993 were $28,400. The General Partners currently do not intend to make any further cash distributions until the final two investment properties are sold and the Partnership liquidated.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1995 and 1994 were from the operations of its investment properties and collections on notes receivable. The primary use of cash during the same period was for cash distributions to partners.

In June 1994, the Partnership received a final payoff on a note receivable relating to the sale of the

Palm Bay Estates community in December 1992. Total payments received during the year ended December 31, 1994 were $2,855,500.

The Partnership continues to own two properties - the Edgewood manufactured home community located in Oklahoma City, Oklahoma and the Pinecrest manufactured home community located in Shreveport, Louisiana. Both properties have been severely impacted by weak local oil and gas economies over the past several years and occupancy rates and park operating income have declined steadily over the same period. The Partnership continues to offer incentive programs to attract new tenants but key to increasing occupancies would be a strengthening of the local economies. Both properties generated positive cash flow in 1994 and 1995 and are expected to so do again in 1996.

The Partnership has owned the Edgewood and Pinecrest properties since August 1985. Given the length of the holding period and the fact that there are no indications of short-term turnarounds in the local economies, the General Partners have determined that it is in the best interests of the limited partners to sell the properties. Upon the sale of the properties, the timing of which cannot be determined, the Partnership will be liquidated as soon as possible thereafter.

The General Partners currently do not intend to make any further cash distributions until the final two investment properties are sold and the Partnership liquidated.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership until the final two investment properties are sold and the Partnership liquidated.

b)  Results of Operations
    ---------------------

The Partnership incurred net losses of $157,200 and $1,001,700 for the years ended December 31, 1995 and 1994, respectively. The net losses per limited partnership unit were $1.04 in 1995 compared to $6.59 in 1994.

Rent and utilities revenues increased from $464,300 in 1994 to $476,100 in 1995. The overall occupancy of the Partnership's two investment properties increased from 52% at December 31, 1994 to 60% at December 31, 1995.

Interest income for the years ended December 31, 1995 and 1994 was $27,000 and $172,800, respectively. The decrease in 1995 is due mainly to the full collection of the Palm Bay note in June 1994, as previously discussed.

Property operating expenses increased from $414,400 in 1994 to $463,500 in 1995. The increase is attributable to higher wages, utilities, and repairs and maintenance costs.

In September 1994, the Partnership provided $1,075,000 for estimated losses in value of the Edgewood and Pinecrest manufactured home communities. In December 1995, the Partnership provided an additional $90,000 for an estimated loss in value of the Edgewood community. The provisions were made after management reviews of the properties and the local markets indicated that impairments in the values of the properties had occurred. The provisions were measured as the difference between the carrying value of the properties and their estimated future undiscounted cash flows. Factors considered and judgements made in estimating future cash flows included current and expected future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and the estimated property selling price.

Depreciation and amortization expense decreased from $77,900 in 1994 to $64,100 in 1995. The decrease is due mainly to the $1,075,000 provision for loss in value recorded in September 1994, as discussed previously. A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

General and administrative expenses decreased from $83,900 in 1994 to $72,900 in 1995 due mainly to a $6,300 state asset tax incurred in 1994 related to the Palm Bay note receivable. There was no state asset tax incurred in 1995.

Interest expense of $3,700 in 1994 relates mainly to three notes which were retired in 1994. The Partnership incurred no interest expense in 1995.


Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                        Page
                                                        ----

Independent Auditors' Report                               8

Balance Sheet at December 31, 1995                         9

Statements of Operations for the years ended
 December 31, 1995 and 1994                               10

Statements of Partners' Equity for the years ended
 December 31, 1995 and 1994                               11

Statements of Cash Flows for the years ended
 December 31, 1995 and 1994                               12

Notes to Financial Statements                             13


INDEPENDENT AUDITORS' REPORT


The Partners
Windsor Park Properties 2
(A California Limited Partnership)
Escondido, California

We have audited the accompanying balance sheet of Windsor Park Properties 2 as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 2 as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, during February 1996 the general partners decided it was in the best interest of the Partnership to sell the Partnership's remaining properties. After the properties are sold, the Partnership will be liquidated.


Deloitte & Touche LLP

Costa Mesa, California
March 1, 1996

                           WINDSOR PARK PROPERTIES 2
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                              December 31, 1995
                                              -----------------

ASSETS
------
Property held for sale, net                       $  775,000
Cash and cash equivalents                            411,800
Other assets                                          27,000
                                                  ---------
                                                  $1,213,800
                                                  ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Accounts payable                               $   24,900
   Accrued expenses                                   25,500
   Tenant deposits and other liabilities              13,400
                                                  ----------
                                                      63,800
                                                  ----------
 Partners' equity:
   Limited partners                                1,566,000
   General partners                                 (416,000)
                                                  ----------
                                                   1,150,000
                                                  ----------
                                                  $1,213,800
                                                  ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                            For The Year Ended December 31,
                                            -------------------------------
                                                 1995              1994
                                            ---------------  --------------

REVENUES
--------
Rent and utilities                          $ 476,100        $   464,300
Interest                                       27,000            172,800
Other                                          30,200             16,100
                                            ---------        -----------
                                              533,300            653,200
                                            ---------        -----------

COSTS AND EXPENSES
------------------
Property operating                            463,500            414,400
Depreciation and amortization                  64,100             77,900
General and administrative:
  Related parties                              33,200             37,900
  Other                                        39,700             46,000
Interest                                                           3,700
Provision for estimated loss in value of
 property held for sale                        90,000          1,075,000
                                             --------         ----------
                                              690,500          1,654,900
                                             --------         ----------
Net loss                                    $(157,200)       $(1,001,700)
                                            =========        ===========
Net loss - general partners                 $  (1,600)       $   (10,000)
                                            =========        ===========
Net loss - limited partners                 $(155,600)       $  (991,700)
                                            =========        ===========
Net loss per limited partnership unit       $   (1.04)       $     (6.59)
                                            =========        ===========


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                      ----------------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------

                                       General Partners            Limited Partners            Total
                                       ----------------            ----------------            -----
Balance at January 1, 1994             $(376,000)                  $ 5,377,500                 $ 5,001,500

Cash distributions                       (25,400)                   (2,350,000)                 (2,375,400)

Net loss                                 (10,000)                     (991,700)                 (1,001,700)

Repurchase of limited partnership
 units                                                                 (12,000)                    (12,000)
                                        --------                   -----------                 -----------
Balance at December 31, 1994            (411,400)                    2,023,800                   1,612,400

Cash distributions                        (3,000)                     (300,000)                   (303,000)

Net loss                                  (1,600)                     (155,600)                   (157,200)

Repurchase of limited partnership
 units                                                                  (2,200)                     (2,200)
                                       ----------                   ----------                  ----------
Balance at December 31, 1995           $(416,000)                   $1,566,000                 $ 1,150,000
                                       =========                    ==========                 ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                For The Year Ended December 31,
                                                -------------------------------
                                                    1995            1994
                                                    ----            ----
Cash flows from operating activities:
Net loss                                          $(157,200)      $(1,001,700)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
       Depreciation and amortization                 64,100            77,900
       Loss (gain) on sale of property held
        for sale and other assets                     6,000              (100)
       Provision for estimated loss in value
         of property held for sale                   90,000         1,075,000

Changes in operating assets and liabilities:
  Other assets                                        4,000            (1,600)
  Accounts payable                                    2,200            13,300
  Accrued expenses                                    7,600            (7,700)
  Tenant deposits and other liabilities              (1,700)           (5,400)
                                                  ---------       -----------
Net cash provided by operating activities            15,000           149,700
                                                  ---------       -----------

Cash flows from investing activities:
  Increase in property held for sale                (22,300)          (84,900)
  Proceeds from sale of property held for sale
    and other assets                                  6,500               100
  Proceeds from collection of notes receivable                      2,855,500
                                                  ---------       -----------
Net cash (used in) provided by investing
  activities                                        (15,800)        2,770,700
                                                  ---------       -----------

Cash flows from financing activities:
  Cash distributions                               (303,000)       (2,375,400)
  Repurchase of limited partnership units            (2,200)          (12,000)
  Repayment of notes payable                                          (56,400)
                                                  ---------       -----------
Net cash used in financing activities              (305,200)       (2,443,800)
                                                  ---------       -----------
Net (decrease) increase in cash and cash
 equivalents                                       (306,000)          476,600
Cash and cash equivalents at beginning of year      717,800           241,200
                                                  ---------       -----------
Cash and cash equivalents at end of year          $ 411,800       $   717,800
                                                  =========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                   $      --       $     3,700
                                                  =========       ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                      ----------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 2, A California Limited Partnership (the Partnership), was formed on October 10, 1984 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president, and principal shareholder of The Windsor Corporation. The Partnership was funded through a public offering of 151,530 limited partnership units at $100 per unit which commenced on November 30, 1984 and terminated on October 14, 1985.

In February 1996, the General Partners determined that it was in the best interests of the limited partners to sell the Partnership's two remaining investment properties. Upon the sale of the properties, the timing of which cannot presently be determined, the Partnership will be liquidated as soon as possible thereafter.

The following is a summary of the Partnership's significant accounting policies:

Property Held for Sale
----------------------

Property held for sale is recorded at the lower of cost or estimated net realizable value after disposition costs and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment
- 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Property held for sale is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS No. 121), which must be adopted by the Partnership in 1996. SFAS No. 121, when adopted, represents a change in the way the Partnership will measure the recoverability of its property held for sale. SFAS No. 121 also requires that assets to be disposed of shall not be depreciated while they are held for disposal. At this time, except for the impact of not having to depreciate the property held for sale, the General Partners do not believe that adoption of SFAS No. 121 will have a material impact on the financial statements of the Partnership.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net loss allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1995 and 1994 was 150,201 and 150,550, respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassification
----------------

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  PARTNERSHIP AGREEMENT
------------------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1995 and 1994 was 149,833 and 150,345, respectively, which represented capital contributions of $14,983,300 and $15,034,500, respectively. During the years ended December 31, 1995 and 1994, the Partnership repurchased 512 units and 600 units, respectively, for $2,200 and $12,000, respectively. The General Partners owned 1,550 units at both December 31, 1995 and 1994.

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent company in which The Windsor Corporation has a nominal equity position. For management services, WAMI received 5% of gross property receipts. During the year ended December 31, 1994, WAMI received fees of $21,900. WAMI received no fees during the year ended December 31, 1995.

The net profits and losses of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. Cash distributions from operations during the operational stage are allocated 95% to the Limited Partners and 5% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $40,600 and $45,200 for such costs during the years ended December 31, 1995 and 1994, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1995 and 1994.

The General Partners also receive 1% of cash distributions from the sale of Partnership properties.

During the years ended December 31, 1995 and 1994, the General Partners received cash distributions of $3,000 and $25,400, respectively.

NOTE 3.  PROPERTY HELD FOR SALE
         ----------------------

Property held for sale consists of two manufactured home communities summarized as follows:


Name of Property             Date Acquired                   Location
----------------             -------------                   --------
Edgewood                     August 1, 1985           Oklahoma City, Oklahoma
Pinecrest                    August 30, 1985          Shreveport, Louisiana

                                      December 31, 1995
                                      -----------------
Land                                     $   376,000
Buildings and improvements                 2,603,900
Fixtures and equipment                        57,800
                                          ----------
                                           3,037,700
Accumulated depreciation                  (2,172,700)
Allowance for loss on sale                   (90,000)
                                         -----------
                                         $   775,000
                                         ===========

In September 1994, the Partnership provided $1,075,000 for estimated losses in value of the Edgewood and Pinecrest manufactured home communities. In December 1995, the Partnership provided an additional $90,000 for an estimated loss in value of the Edgewood community. The provisions were made after management reviews of the properties and the local markets indicated that impairments in the values of the properties had occurred. The provisions were measured as the difference between the carrying value of the properties and their estimated future undiscounted cash flows. The 1995 provision of $90,000 is reflected as an allowance to the carrying value of the property due to the pending sale. The 1994 provision of $1,075,000 is reflected as a reduction to the depreciable and non-depreciable components of the properties.

NOTE 4.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. During the years ended December 31, 1995 and 1994 the limited partners received distributions of $300,000 ($2.00 per unit) and $2,350,000 ($15.61 per unit), respectively, all of which represented returns of capital.

NOTE 5.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1995 and 1994 and for the years then ended follows:


                                 December 31, 1995                            December 31, 1994
                          ----------------------------------         ---------------------------------
                            Net (Loss)           Partners'            Net (Loss)            Partners'
                              Income              Equity               Income                Equity
                          ------------         ------------          -----------         -------------
Per financial
 statements                $(157,200)          $1,150,000            $(1,001,700)       $1,612,400

Syndication
 costs                                          1,560,500                                1,560,500

Gain on sale of
 property held
 for investment                                  (125,000)             1,270,700          (125,000)

Provision for
 estimated loss
 in value of
 property held
 for investment               90,000            3,195,000              1,075,000         3,105,000

Nonrefundable
 loan fees                                                               (24,000)

Depreciation                 (116,200)            116,700               (115,900)          232,900
Other                          (7,400)            (11,000)                (5,700)           (3,600)
                            ---------          ----------            -----------        ----------
 Per partnership
 tax return                 $(190,800)         $ 5,886,200            $1,198,400        $6,382,200
                            =========          ===========            ==========        ==========

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The original general partners of the Partnership were The Windsor Corporation (Windsor), and John A. Coseo, Jr. Mr. Coseo, his wife Patricia Ann Coseo and their children owned a majority of the stock of Windsor.

In July 1994, Windsor merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (Wincorp). Subsequent to the merger, Mr. Coseo, his wife Patricia Ann Coseo and their children own a majority of the stock of Wincorp.

Windsor and Wincorp were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Since 1979 they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of Windsor and Wincorp, their subsidiaries, and affiliates do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:


        Name                 Age                 Office
------------------         --------     -------------------------
John A. Coseo, Jr.         57           Chairman of the Board and Chief
                                          Executive Officer
Patricia A. Coseo          54           Secretary and Director


A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (57) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 55 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (54) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation, its subsidiaries and affiliates. Refer to Item 12 (Certain Relationships and Related Transactions) for management fees and expense reimbursements paid to The Windsor Corporation and affiliates by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1995:

                                                Amount and Nature of   Percent
Title of Class          Beneficial Owner        Beneficial Ownership   of Class
-------------------------------------------------------------------------------
Units of Limited        John A. Coseo, Jr.,
Partnership Interest    a General Partner              50                .03%

Units of Limited        The Windsor Corporation,
Partnership Interest    a General Partner           1,500               1.00%
                                                    -----               ----

Units of Limited        All General Partners as
Partnership Interest    a group                     1,550               1.03%
                                                    =====               ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners and their affiliates during the years ended December 31, 1995 and 1994.

Form of Compensation and Entity Receiving              1995         1994
-----------------------------------------              ----         ----
Expense reimbursement - The Windsor Corporation       $40,600      $45,200
Cash distributions - The Windsor Corporation          $ 3,000      $25,400
Property management fees - Windsor
  Asset Management, Inc.                              $   -0-      $21,900


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits and Index of Exhibits

          (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-93829 and incorporated herein by reference.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18 day of March, 1996.


          WINDSOR PARK PROPERTIES 2
          A California Limited Partnership

          By:      /s/ John A. Coseo, Jr.
              --------------------------------
                   JOHN A. COSEO, JR.
               Individual General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title                       Date
---------                                  -----                       ----

/s/ John A. Coseo, Jr.      General Partner and Chairman of the   March 18, 1996
-------------------------   Board of The Windsor Corporation
JOHN A. COSEO, JR.          (Principal Executive Officer of The
                            Windsor Corporation)


/s/ Patricia A. Coseo       Director of The Windsor Corporation   March 18, 1996
-------------------------
PATRICIA A. COSEO