Form 10QSB
period 1996-03-31
WINDSOR PARK PROPERTIES 2
filed 1996-05-14
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1996
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from                 to
                                    ----------------   ---------------------


      Commission file number           0-15698
                             -----------------------------


          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           California                                    33-0054332
 -------------------------------              ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
         ------------------------------------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]     No  [_]
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                    10

         SIGNATURE

                            WINDSOR PARK PROPERTIES 2
                            -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                          March 31, 1996
                                                        -----------------


ASSETS
- ------

Property held for sale:
 Land                                                   $      376,000
 Buildings and improvements                                  2,605,600
 Fixtures and equipment                                         65,200
                                                        -----------------

                                                             3,046,800
Accumulated depreciation                                    (2,175,600)
Allowance for loss on sale                                     (90,000)
                                                        -----------------

                                                               781,200

Cash and cash equivalents                                      416,100
Other assets                                                    19,200
                                                        -----------------

                                                        $    1,216,500
                                                        =================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Accounts payable                                      $       17,300
  Accrued expenses                                              24,400
  Tenant deposits and other liabilities                         14,900
                                                        -----------------

                                                                56,600
                                                        -----------------

Partners' equity:
  Limited partners                                           1,575,800
  General partners                                            (415,900)
                                                        -----------------

                                                             1,159,900
                                                        -----------------

                                                        $    1,216,500
                                                        =================

                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 2
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------      -----------
REVENUES
- --------
Rent and utilities                                  $   122,600      $   117,200
Interest                                                  4,600            8,400
Other                                                    13,700            2,700
                                                    -----------      -----------

                                                        140,900          128,300
                                                    -----------      -----------

COSTS AND EXPENSES
- ------------------
Property operating                                      107,500           98,500
Depreciation and amortization                             4,900           17,000
General and administrative:
  Related parties                                         7,900            8,800
  Other                                                  10,100           10,000
                                                    -----------      -----------

                                                        130,400          134,300
                                                    -----------      -----------
Net income (loss)                                   $    10,500      $    (6,000)
                                                    ===========      ===========
Net income (loss) - general partners                $       100      $      (100)
                                                    ===========      ===========
Net income (loss) - limited partners                $    10,400      $    (5,900)
                                                    ===========      ===========
Net income (loss) per limited partnership unit      $      0.07      $     (0.04)
                                                    ===========      ===========

                See accompanying notes to financial statements.

                              WINDSOR PARK PROPERTIES 2
                          ----------------------------------
                          (A California Limited Partnership)
                          ----------------------------------
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1996           1995
                                                          -----------      -----------
 Cash flows from operating activities:
  Net income (loss)                                       $    10,500      $   (6,000)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                               4,900          17,000
    Loss on sale of property held for sale                        500

    Changes in operating assets and liabilities:
      Other assets                                              7,800           7,900
      Accounts payable                                         (7,600)         (5,700)
      Accrued expenses                                         (1,100)         (2,800)
      Tenant deposits and other liabilities                     1,500           3,200
                                                          -----------      -----------
Net cash provided by operating activities                      16,500          13,600
                                                          -----------      -----------
Cash flows from investing activities:
  Increase in property held for sale                          (12,300)         (5,800)
  Proceeds from sale of property held for sale                    700
                                                          -----------      -----------
Net cash used in investing activities                         (11,600)         (5,800)
                                                          -----------      -----------
Cash flows from financing activities:
  Repurchase of limited partnership units                        (600)
  Cash distributions                                                         (101,000)
                                                          -----------      -----------
Net cash used in financing activities                            (600)       (101,000)
                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents            4,300         (93,200)

Cash and cash equivalents at beginning of period              411,800         717,800
                                                          -----------      -----------
Cash and cash equivalents at end of period                $   416,100      $  624,600
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

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  GENERAL
         -------

In February 1996, the General Partners determined that it was in the best interests of the limited partners to sell the Partnership's two remaining investment properties. Upon the sale of the properties, the Partnership will be liquidated as soon as possible thereafter.

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1996 and 1995 was 149,777 and 150,345, respectively.

NOTE 3.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation).

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The net profits and losses of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. Cash distributions from operations are allocated 95% to the Limited Partners and 5% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $9,700 and $10,600 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the three months ended March 31, 1996 and 1995.

The General Partners also receive 1% of profits, losses, and cash distributions from the sale of Partnership properties.

During the three months ended March 31, 1995, the General Partners received cash distributions of $1,000. The General Partners received no cash distributions during the three months ended March 31, 1996.

NOTE 4.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. During the three months ended March 31, 1995, the limited partners received distributions of $100,000 ($0.67 per unit) all of which represented a return of capital. The limited partners received no cash distributions during the three months ended March 31, 1996.

NOTE 5.  SUBSEQUENT EVENT
         ----------------

On May 7, 1996, the Partnership sold the Pinecrest manufactured home community for approximately $795,000 (net of selling costs of $5,000). The Partnership realized an accounting gain on the sale of approximately $120,000.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

March 31, 1996 as compared to December 31, 1995
- -----------------------------------------------

The Partnership's primary source of cash during the three months ended March 31, 1996 was from the operations of its investment properties. The primary use of cash during the same period was for capital improvements.

In February 1996, the General Partners determined that it was in the best interests of the limited partners to sell the Partnership's two remaining properties. This decision was based primarily on the length of the holding period of the properties and the fact that there are no indications of sustained strengthening in the local economies.

On May 7, 1996, the Partnership sold the Pinecrest manufactured home community for approximately $795,000 (net of selling cost of $5,000). The Partnership realized an accounting gain on sale of approximately $120,000. The General Partners intend to make a distribution of sales proceeds in May 1996.

The Partnership's only remaining investment property, the Edgewood community in Oklahoma City, Oklahoma, is actively being marketed for sale. Upon the sale of Edgewood, the timing of which cannot be determined, the Partnership will be liquidated.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership until the final investment property is sold and the Partnership liquidated.

Results of Operations
- ---------------------

Three months ended March 31, 1996 as compared to three months
- -------------------------------------------------------------
ended March 31, 1995
- --------------------

The Partnership realized net income of $10,500 ($0.07 per limited partnership unit) for the three months ended March 31, 1996 and incurred a net loss of $6,000 ($0.04 per limited partnership unit) for the three months ended March 31, 1995.

Rent and utilities revenues increased slightly from $117,200 in 1995 to $122,600 in 1996, corresponding to a slight increase in overall occupancy of the Partnership's two remaining properties from 57% at March 31, 1995 to 60% at March 31, 1996.

Interest income decreased from $8,400 in 1995 to $4,600 in 1996 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $98,500 in 1995 to $107,500 in 1996 due mainly to higher wage and utility costs.

Depreciation expense decreased from $17,000 in 1995 to $4,900 in 1996. The depreciation of the

Partnership's two remaining investment properties was discontinued in February 1996, following the General Partners' announcement that the properties were being marketed for sale.

General and administrative expense decreased slightly from $18,800 in 1995 to $18,000 in 1996.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)  Exhibits and Index of Exhibits

          (27) Financial Data Schedule

   (b)  Reports on Form 8-K

          A Form 8-K (dated May 7, 1996) was filed with regards to the Partnership's sale of the Pinecrest manufactured home community.

          The items reported in this current report were Item 2 (acquisition of disposition of asset) and Item 7 (financial statements, proforma financial information and exhibits).

          A summary of the financial information included in the report follows:

          a) Proforma Balance Sheet of Windsor Park Properties 2 at December 31, 1995.

          b) Proforma Statement of Operations of Windsor Park Properties 2 for the year ended December 31, 1995.

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


                         WINDSOR PARK PROPERTIES 2,
                         A California Limited Partnership
                         --------------------------------
                              (Registrant)

                         By:  The Windsor Corporation, General Partner



                         By   /s/ John A. Coseo, Jr.
                            --------------------------------------------------
                           JOHN A. COSEO, JR.
                           Chief Financial Officer
                           (Principal Accounting Officer)


Date:  May 10, 1996