Form 10QSB
period 1996-06-30
WINDSOR PARK PROPERTIES 2
filed 1996-08-12
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     June 30, 1996
                                    ------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ___________________ to_____________________


      Commission file number   0-15698
                             ----------------------------------------

          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                     33-0054332
- ---------------------------------------        ----------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
- -------------------------------------------------------------------------------
                          (Issuer's telephone number)



   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                Page
                                                                ----
Item 1.  Financial Statements                                     3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    10

                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                        12

         SIGNATURE

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                    STATEMENT OF NET ASSETS IN LIQUIDATION
                    --------------------------------------
                               Liquidation Basis
                               -----------------

                                                    June 30, 1996
                                                  ----------------
Assets
- ------

Cash and cash equivalents                            $     243,000
Other assets                                                14,900
                                                  ----------------

                                                           257,900
Liabilities
- -----------

  Accounts payable and accrued expenses                     57,900
                                                  ----------------

Net Assets In Liquidation                            $     200,000
                                                  ================

Comprised of:
  Partners' equity:
    Limited partners                                 $     198,000
    General partners                                         2,000
                                                  ----------------

                                                     $     200,000
                                                  ================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                              Going Concern Basis
                              -------------------

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                      1996            1995
                                                 -------------   -------------

REVENUES
- --------

Rent and utilities                                $    60,300    $   120,800
Interest                                                4,100          6,900
Other                                                                  3,600
                                                 -------------   -------------

                                                       64,400        131,300
                                                 -------------   -------------

COSTS AND EXPENSES
- ------------------

Property operating                                     67,500        110,400
Depreciation and amortization                                         16,700
General and administrative:
  Related parties                                       7,500          8,000
  Other                                                11,000         11,800
Provision for estimated costs of liquidation           37,300
                                                 -------------   -------------

                                                      123,300        146,900
                                                 -------------   -------------

Operating loss                                        (58,900)       (15,600)

Gain on sale of property held for sale                109,100
                                                 -------------   -------------

Net income (loss)                                 $    50,200    $   (15,600)
                                                 =============   =============

Net income (loss) - general partners              $       500    $      (100)
                                                 =============   =============

Net income (loss) - limited partners              $    49,700    $   (15,500)
                                                 =============   =============

Net income (loss) per limited partnership unit    $      0.33    $     (0.10)
                                                 =============   =============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                              Going Concern Basis
                              -------------------

                                                   Six Months Ended June 30,
                                                 -----------------------------

                                                     1996             1995
                                                 -------------   -------------
REVENUES
- --------

Rent and utilities                                $   182,900    $   238,000
Interest                                                8,700         15,300
Other                                                  13,100          6,300
                                                 -------------   -------------

                                                      204,700        259,600
                                                 -------------   -------------

COSTS AND EXPENSES
- ------------------

Property operating                                    174,400        208,900
Depreciation and amortization                           4,900         33,700
General and administrative:
  Related parties                                      15,400         16,800
  Other                                                21,100         21,800
Provision for estimated costs of liquidation           37,300
                                                 -------------   -------------

                                                      253,100        281,200
                                                 -------------   -------------

Operating loss                                        (48,400)       (21,600)

Gain on sale of property held for sale                109,100
                                                 -------------   -------------

Net income (loss)                                 $    60,700    $   (21,600)
                                                 =============   =============

Net income (loss) - general partners              $       600    $      (200)
                                                 =============   =============

Net income (loss) - limited partners              $    60,100    $   (21,400)
                                                 =============   =============

Net income (loss) per limited partnership unit    $      0.40    $     (0.14)
                                                 =============   =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                      FOR THE PERIOD ENDED JUNE 30, 1996
                      ----------------------------------
                              Going Concern Basis
                              -------------------

                                         General Partners      Limited Partners               Total
                                      ---------------------   ---------------------   ---------------------

Balance at January 1, 1995               $     (411,400)         $     2,023,800          $    1,612,400

Cash distributions                               (3,000)                (300,000)               (303,000)

Net loss                                         (1,600)                (155,600)               (157,200)

Repurchase of limited partnership
 units                                                                    (2,200)                 (2,200)
                                      ---------------------   ---------------------   ---------------------

Balance at December 31, 1995                   (416,000)               1,566,000               1,150,000

Cash distributions                              (10,100)              (1,000,000)             (1,010,100)

Net income                                          600                   60,100                  60,700

Repurchase of limited partnership
 units                                                                      (600)                   (600)


Reallocation of partners' equity                427,500                 (427,500)
                                      ---------------------   ---------------------   ---------------------

Balance at June 30, 1996                 $        2,000          $       198,000          $      200,000
                                      =====================   =====================   =====================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                              Going Concern Basis
                              -------------------

                                                                   Six Months Ended June 30,
                                                             ---------------------------------
                                                                   1996              1995
                                                             ---------------    --------------
Cash flows from operating activities:
 Net income (loss)                                            $       60,700     $   (21,600)
 Adjustments to reconcile net income (loss) to net
 cash (used in) provided by operating activities:
   Depreciation and amortization                                       4,900          33,700
   Gain on sale of property held for sale and other assets          (107,900)         (1,400)

   Changes in operating assets and liabilities:
     Other assets                                                     12,800          16,000
     Accounts payable and accrued expenses                            (5,900)         28,000
                                                             ---------------    --------------

Net cash (used in) provided by operating activities                  (35,400)         54,700
                                                             ---------------    --------------

Cash flows from investing activities:
  Proceeds from sale of property held for sale and other
   assets                                                            891,300           3,000
  Increase in property held for investment                           (14,000)         (9,800)
                                                             ---------------    --------------

Net cash provided by (used in) investing activities                  877,300          (6,800)
                                                             ---------------    --------------

Cash flows from financing activities:
 Cash distributions                                               (1,010,100)       (202,000)
 Repurchase of limited partnership units                                (600)           (400)
                                                             ---------------    --------------

Net cash used in financing activities                             (1,010,700)       (202,400)
                                                             ---------------    --------------

Net decrease in cash and cash equivalents                           (168,800)       (154,500)

Cash and cash equivalents at beginning of period                     411,800         717,800
                                                             ---------------    --------------

Cash and cash equivalents at end of period                    $      243,000    $    563,300
                                                             ===============    ==============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  PLAN OF LIQUIDATION AND DISSOLUTION AND BASIS OF ACCOUNTING
         -----------------------------------------------------------

In June 1996 the Partnership sold its last investment property. At that time, the General Partners determined that it was in the best interests of the limited partners to liquidate the Partnership. It is currently expected that before December 1996 all liabilities of the Partnership will be paid, the remaining cash distributed to the partners, and the Partnership dissolved.

As a result of the plan to liquidate and dissolve the Partnership, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective June 30, 1996. Accordingly, assets are stated at estimated net realizable value, and liabilities include estimated expenses of liquidation.

NOTE 2.  SALES OF INVESTMENT PROPERTIES
         ------------------------------

In May 1996, the Partnership sold the Pinecrest manufactured home community located in Shreveport, Louisiana. The Partnership received proceeds of $791,200, net of sale and closing costs of $8,800. The Partnership realized a gain on the sale of $116,500. The community was sold to ROC Communities, Inc., a Maryland corporation (ROC). ROC has provided day-to-day property management services at the community since 1991 and has previously acquired properties from the Partnership and its affiliates. In addition, the corporate general partner owns a nominal equity position in ROC.

In June 1996, the Partnership sold the Edgewood manufactured home community located in Oklahoma City, Oklahoma. The Partnership received proceeds of $99,300, net of sale and closing costs of $10,700. The Partnership realized a loss on the sale of $7,400.

NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1996 was 149,691 and 149,735, respectively; and 150,295 and 150,320 for the three and six months ending June 30, 1995, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $9,400 and $9,900 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $19,100 and $20,500 during the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the three and six months ended June 30, 1996 and 1995.

The General Partners also receive 1% of net income and cash distributions from the sale of Partnership properties.

During the three months ended June 30, 1996 and 1995 the General Partners received cash distributions of $10,100 and $1,000, respectively; and $10,100 and $2,000 for the six months ended June 30, 1996 and 1995, respectively.

The limited partnership agreement does not require the General Partners to restore a deficit balance in their book capital account. Accordingly, a reallocation of the partners' equity was made as of June 30, 1996 to reflect the final amounts distributable to the partners.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Partnership's primary source of cash during the six months ended June 30, 1996 was proceeds from the sale of investment properties. The primary use of cash during the same period was for cash distributions to partners.

In May 1996, the Partnership sold the Pinecrest manufactured home community in Shreveport, Louisiana. The Partnership received proceeds of $791,200, net of sale and closing costs of $8,800. Also in May 1996, the Partnership made a $1,000,000 distribution to the limited partners consisting of sales proceeds and cash reserves.

In June 1996, the Partnership sold the Edgewood manufactured home community located in Oklahoma City, Oklahoma. The Partnership received proceeds of $99,300, net of sale and closing costs of $10,700.

In the opinion of the General Partners, both property sales were in the best interests of the limited partners given the length of their holding periods and the fact that there were no indications of any sustained strengthening in the local economies.

In June 1996, subsequent to the final investment property sale, the General Partners decided to liquidate the Partnership. It is currently expected that before December 1996 all liabilities of the Partnership will be paid, the remaining cash distributed to the partners, and the Partnership dissolved.

The future source of cash for the Partnership will be provided from cash reserves. The future uses of cash will be for Partnership administration and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership until it is liquidated.

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to the six months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the sales of the Pinecrest and Edgewood manufactured home communities in May 1996 and June 1996, respectively. The Partnership realized net income of $60,700 ($0.40 per limited partnership unit) for the six months ended June 30, 1996 and incurred a net loss of $21,600 ($0.14 per limited partnership unit) for the six months ended June 30, 1995.

As a result of the property sales discussed previously, all major revenue and expense categories decreased in 1996, specifically, rent and utilities revenues, property operating costs and depreciation and amortization.

Interest income decreased from $15,300 in 1995 to $8,700 in 1996 due mainly to lower cash balances maintained by the Partnership.

The Partnership realized a gain on sale of investment property of $109,100 in 1996, consisting of a $116,500 gain realized from the sale of the Pinecrest community, offset by a $7,400 loss incurred on the sale of the Edgewood community.

The provision for estimated costs of liquidation of $37,300 in 1996 was recorded in connection with the June 1996 change in basis of accounting from the going concern basis to the liquidation basis. The provision represents liquidation costs expected to be incurred by the Partnership prior to its dissolution.

Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the sales of the Pinecrest and Edgewood manufactured home communities in May 1996 and June 1996, respectively. The Partnership realized net income of $50,200 ($0.33 per limited partnership unit) for the three months ended June 30, 1996 and incurred a net loss of $15,600 ($0.10 per limited partnership unit) for the three months ended June 30, 1995.

As a result of the property sales discussed previously, all major revenue and expense categories decreased in 1996, specifically, rent and utilities revenues, property operating costs and depreciation and amortization.

Interest income decreased from $6,900 in 1995 to $4,100 in 1996 due mainly to lower cash balances maintained by the Partnership.

The Partnership realized a gain on sale of investment property of $109,100 in 1996, consisting of a $116,500 gain realized from the sale of the Pinecrest community, offset by a $7,400 loss incurred on the sale of the Edgewood community.

The provision for estimated costs of liquidation of $37,300 in 1996 was recorded in connection with the June 1996 change in basis of account from the going concern basis to the liquidation basis. The provision represents liquidation costs expected to be incurred by the Partnership prior to its dissolution.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
   (a)    Exhibits and Index of Exhibits

          None

   (b)    Reports on Form 8-K

     1)   A Form 8-K (dated May 7, 1996) was filed with regards to the
          Partnership's disposition of the Pinecrest manufactured home community located in Shreveport, Louisiana. The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7
          (financial statements, proforma financial information and exhibits).

          A summary of the financial information included in the report follows:

          Windsor Park Properties 2
          -------------------------

          a)   Proforma Balance Sheet at December 31, 1995

          b)   Proforma Statement of Operations for the year ended December 31,
               1995

     2)
          A Form 8-K (dated June 3, 1996) was filed with regards to the
          Partnership's disposition of the Edgewood manufactured home community located in Oklahoma City, Oklahoma. The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7
          (financial statements, proforma financial information and exhibits).


          A summary of the financial information included in the report follows:

         Windsor Park Properties 2
         --------------------------

         a)      Proforma Balance Sheet at December 31, 1995

         b)      Proforma Statement of Operations for the year ended
                 December 31, 1995

         c) Proforma Statement of Operations for the three months ended March 31, 1996

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


Date:  August 12, 1996