Form 10QSB
period 1996-09-30
WINDSOR PARK PROPERTIES 2
filed 1996-11-12
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


      For the quarterly period ended     September 30, 1996
                                      -----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



   For the transition period from                  to
                                  ----------------   ----------------------

    Commission file number   0-15698
                             -------------------------------------------


          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                       33-0054332
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
      -------------------------------------------------------------------
                    (Address of principal executive offices)



                                (619) 746-2411
      -------------------------------------------------------------------
                          (Issuer's telephone number)



 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]     No  [_]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                     13


         SIGNATURE

                           WINDSOR PARK PROPERTIES 2
                      ----------------------------------
                      (A California Limited Partnership)
                    STATEMENT OF NET ASSETS IN LIQUIDATION
                    --------------------------------------
                               Liquidation Basis
                               -----------------

                                             September 30, 1996
                                             ------------------

Assets
------

Cash and cash equivalents                    $          236,600
Other assets                                              5,800
                                             ------------------
                                                        242,400
Liabilities
-----------

  Accounts payable and accrued expenses                  39,600
                                             ------------------
Net Assets In Liquidation                    $          202,800
                                             ==================

Comprised of:
  Partners' equity:
    Limited partners                         $          200,800
    General partners                                      2,000
                                             ------------------

                                             $          202,800
                                             ==================

                See accompanying notes to financial statements.

                             WINDSOR PARK PROPERTIES 2
                             -------------------------
                      (A California Limited Partnership)
               STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
               -------------------------------------------------
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                 ---------------------------------------------
                                 Liquidation Basis
                                 -----------------

                                   General Partners   Limited Partners     Total
                                   ----------------   ----------------   ----------

Balance at June 30, 1996           $          2,000   $        198,000   $   200,000

Interest income                                                  2,800         2,800
                                   ----------------   ----------------   -----------

Balance at September 30, 1996      $          2,000   $        200,800   $   202,800
                                   ================   ================   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                              Going Concern Basis
                              -------------------


                                                  Six Months Ended
                                                    June 30, 1996
                                                  ----------------
REVENUES
--------

Rent and utilities                                $        182,900
Interest                                                     8,700
Other                                                       13,100
                                                  ----------------
                                                           204,700
                                                  ----------------
COSTS AND EXPENSES
------------------

Property operating                                         174,400
Depreciation and amortization                                4,900
General and administrative:
  Related parties                                           15,400
  Other                                                     21,100
Provision for estimated costs of liquidation                37,300
                                                  ----------------
                                                           253,100
                                                  ----------------
Operating loss                                             (48,400)

Gain on sale of property held for sale                     109,100
                                                  ----------------
Net income                                        $         60,700
                                                  ================
Net income - general partners                     $            600
                                                  ================
Net income - limited partners                     $         60,100
                                                  ================
Net income per limited partnership unit           $           0.40
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
                              -------------------

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                                  1995                 1995
                                           ------------------    -----------------
REVENUES
--------
Rent and utilities                         $          117,600    $         355,600
Interest                                                6,400               21,700
Other                                                   3,500                9,800
                                           ------------------    -----------------

                                                      127,500              387,100
                                           ------------------    -----------------

COSTS AND EXPENSES
------------------

Property operating                                    139,400              348,300
Depreciation and amortization                          15,900               49,600
General and administrative:
  Related parties                                       8,100               24,900
  Other                                                 9,800               31,600
                                           ------------------    -----------------
                                                      173,200              454,400
                                           ------------------    -----------------
Net loss                                   $          (45,700)   $         (67,300)
                                           ==================    =================
Net loss - general partners                $             (500)   $            (700)
                                           ==================    =================
Net loss - limited partners                $          (45,200)   $         (66,600)
                                           ==================    =================
Net loss per limited partnership unit      $            (0.30)   $           (0.44)
                                           ==================    =================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                      FOR THE PERIOD ENDED JUNE 30, 1996
                      ----------------------------------
                              Going Concern Basis
                              -------------------

                                         General Partners    Limited Partners        Total
                                         ----------------    ----------------    -------------

Balance at January 1, 1995               $      (411,400)    $      2,023,800    $   1,612,400

Cash distributions                                (3,000)            (300,000)        (303,000)

Net loss                                          (1,600)            (155,600)        (157,200)

Repurchase of limited partnership
 units                                                                 (2,200)          (2,200)

                                         ---------------     ----------------    -------------

Balance at December 31, 1995                    (416,000)           1,566,000        1,150,000

Cash distributions                               (10,100)          (1,000,000)      (1,010,100)

Net income                                           600               60,100           60,700

Repurchase of limited partnership
 units                                                                   (600)            (600)


Reallocation of partners' equity                 427,500             (427,500)
                                         ---------------     ----------------    -------------

Balance at June 30, 1996                 $         2,000     $        198,000    $     200,000
                                         ================    ================    =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                              Going Concern Basis
                              -------------------


                                                                  Six Months Ended    Nine Months Ended
                                                                      June 30,          September 30,
                                                                        1996                 1995
                                                                  ----------------    -----------------
Cash flows from operating activities:
 Net income (loss)                                                $         60,700    $         (67,300)
 Adjustments to reconcile net income (loss) to net
 cash (used in) provided by operating activities:
   Depreciation and amortization                                             4,900               49,600
   (Gain) loss on sale of property held for sale and other
    assets                                                                (107,900)               6,000


   Changes in operating assets and liabilities:
     Other assets                                                           12,800               22,800
     Accounts payable and accrued expenses                                  (5,900)              40,700
                                                                  ----------------    -----------------

Net cash (used in) provided by operating activities                        (35,400)              51,800
                                                                  ----------------    -----------------

Cash flows from investing activities:
  Proceeds from sale of property held for sale and other
   assets                                                                  891,300                6,500

  Increase in property held for investment                                 (14,000)             (13,100)
                                                                  ----------------    -----------------

Net cash provided by (used in) investing activities                        877,300               (6,600)
                                                                  ----------------    -----------------

Cash flows from financing activities:
 Cash distributions                                                     (1,010,100)            (303,000)
 Repurchase of limited partnership units                                      (600)              (1,200)
                                                                  ----------------    -----------------

Net cash used in financing activities                                   (1,010,700)            (304,200)
                                                                  ----------------    -----------------

Net decrease in cash and cash equivalents                                 (168,800)            (259,000)

Cash and cash equivalents at beginning of period                           411,800              717,800
                                                                  ----------------    -----------------

Cash and cash equivalents at end of period                        $        243,000    $         458,800
                                                                  ================    =================

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

NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the six months ended June 30, 1996 was 149,735; and 150,231 and 150,290 during the three and nine months ended September 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $4,800 and $9,800 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $23,900 and $30,300 during the nine months ended September 30, 1996 and 1995, respectively.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the three and nine months ended September 30, 1996 and 1995.

The General Partners also receive 1% of net income and cash distributions from the sale of Partnership properties.

During the three months ended September 30, 1995 the General Partners received cash distributions of $1,000; and $10,100 and $3,000 for the nine months ended September 30, 1996 and 1995, respectively. The General Partners received no cash distributions during the three months ended September 30, 1996.

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

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Partnership's primary source of cash during the nine months ended September 30, 1996 was proceeds from the sale of investment properties. The primary use of cash during the same period was for cash distributions to partners.

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

Results of Operations
---------------------

The results of operations for 1995 and 1996 are not comparable due to the sales of the Pinecrest and Edgewood communities in May 1996 and June 1996, respectively, and due to the Partnership's adoption of the liquidation basis of accounting effective June 30, 1996, as discussed previously.

The Partnership incurred net losses of $45,700 ($0.30 per limited partnership unit) and $67,300 ($0.44 per limited partnership unit) during the three and nine months ended September 30, 1995, respectively.

The Partnership realized net income of $60,700 ($0.40 per limited partnership unit) for the six months ended June 30, 1996.

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


                         WINDSOR PARK PROPERTIES 2,
                         A California Limited Partnership
                         ---------------------------------
                              (Registrant)

                         By: The Windsor Corporation, General Partner


                         By  /s/ JOHN A. COSEO, JR.
                            ----------------------------------------
                           JOHN A. COSEO, JR.
                           Chief Financial Officer
                           (Principal Accounting Officer)


Date:  November 11, 1996