Form 10QSB/A
period 1996-06-30
WINDSOR PARK PROPERTIES 2
filed 1996-11-25
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB/A


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     June 30, 1996
                                    ------------------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from                  to
                                    ----------------    ---------------

      Commission file number   0-15698
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


                              WINDSOR PARK PROPERTIES 2,
                              A California Limited Partnership
                              --------------------------------
                              (Registrant)

                          By: The Windsor Corporation, General Partner


                              By /s/ JOHN A. COSEO, JR.
                                 ----------------------
                                 JOHN A. COSEO, JR.
                                 Chief Financial Officer
                                 (Principal Accounting Officer)


Date:  November 20, 1996