Form 10KSB40
period 1996-12-31
WINDSOR PARK PROPERTIES 2
filed 1997-03-31
CIK 755500

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-15698

          WINDSOR PARK PROPERTIES 2, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)


          CALIFORNIA                                        33-0054332
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         120 W. GRAND AVENUE, SUITE 202, ESCONDIDO, CALIFORNIA   92025
        --------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under
 Section 12(g) of the Exchange Act:  Units of Limited Partnership Interest
                                     ------------------------------------
                                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $210,000

            DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                                      PAGE
                                                                                      ----

Item 1.      Description of Business                                                   3

Item 2.      Description of Properties                                                 4

Item 3.      Legal Proceedings                                                         4

Item 4.      Submission of Matters to a Vote of Security Holders                       4

                                    PART II
                                    -------
Item 5.      Market for the Partnership's Units and Related Security Holder Matters    4

Item 6.      Management's Discussion and Analysis                                      5

Item 7.      Financial Statements                                                      7

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                     18

                                   PART III
                                   --------
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of The Exchange Act                       18

Item 10.      Executive Compensation                                                  19

Item 11.      Security Ownership of Certain Beneficial Owners and Management          19

Item 12.      Certain Relationships and Related Transactions                          19

Item 13.      Exhibits and Reports on Form 8-K                                        20

              SIGNATURES                                                              21


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 2, a California Limited Partnership (the Partnership), was formed in October 1984 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president, and principal stockholder of The Windsor Corporation.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection, and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 150,030 limited partnership units (Units). All of the Units were sold for gross proceeds aggregating $15,003,000. In addition, the General Partners initially purchased 1,500 Units for $150,000. The offering commenced in November 1984 and terminated in October 1985. The net proceeds from the offering were originally expended for the acquisition of six fully-developed manufactured home communities located in Kentucky, Louisiana, Oklahoma, and Florida. The Partnership paid all cash for these properties.

In May 1988, the Partnership sold the Imperial and Imperial Estates manufactured home communities located in Lexington, Kentucky for net proceeds of $3,492,700. The communities were originally purchased in November 1985.

In December 1992, the Partnership sold the Palm Bay Estates manufactured home community located in Palm Bay, Florida for net proceeds of $4,982,700. The community was originally purchased in April 1985. In connection with the sale, the Partnership provided financing in the form of a $4,300,000 promissory note collateralized by a first mortgage on the property. The note was fully collected in June 1994.

In August 1993, the Partnership sold the Conway Circle manufactured home community located in Orlando, Florida for net proceeds of $1,505,300. Conway Circle was originally acquired in March 1985.

In May 1996, the Partnership sold the Pinecrest manufactured home community located in Shreveport, Louisiana for net proceeds of $791,200. The community was originally acquired in August 1985.

In June 1996, the Partnership sold the Edgewood manufactured home community located in Oklahoma City, Oklahoma for net proceeds of $99,300. The community was originally acquired in August 1985.

In June 1996, subsequent to the sale of the final investment property, the General Partners determined that it was in the best interests of the limited partners to liquidate the Partnership. Consequently, in December 1996, a final distribution of sales proceeds and cash reserves was made to the partners and the Partnership was dissolved.

Business of Issuer
------------------

The Partnership was in the business of managing and eventually selling manufactured home communities. Competitors of the Partnership included other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varied with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and in the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

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

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employed all of the properties' on-site personnel and was reimbursed by the Partnership for such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership originally purchased six manufactured home communities, all of which had been sold by December 31, 1996. The Partnership does not intend to purchase additional communities.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist. The Partnership was dissolved on December 31, 1996, as discussed previously. Immediately prior to the dissolution, there were approximately 2,700 persons holding an aggregate of 149,671 Units.

Cash distributions paid to the limited partners since December 31, 1994 are as follows:

                                  Per $1,000
                                  Originally
Date Paid          Amount (1)    Invested (2)
----------------   -----------   ------------

December 1996      $  187,400         $12.37
May 1996           $1,000,000         $65.99

August 1995        $  100,000         $ 6.60
May 1995           $  100,000         $ 6.60
February 1995      $  100,000         $ 6.60

(1) Amounts are comprised of funds from operations, sales proceeds and cash reserves and exclude General Partner participation.
(2) Computed based on $15,153,000 original investment.

Cash distributions paid to the General Partners since December 31, 1994 were $15,000. The General Partners do not intend to make any further cash distributions.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1996 and 1995 were from the operations of its investment properties and sales proceeds. The primary use of cash during the same period was for cash distributions to partners.

In May 1996, the Partnership sold the Pinecrest manufactured home community located in Shreveport, Louisiana for net proceeds of $791,200. The community was originally acquired in August 1985.

In June 1996, the Partnership sold the Edgewood manufactured home community located in Oklahoma City, Oklahoma for net proceeds of $99,300. The community was originally acquired in August 1985.

Both the Edgewood and Pinecrest communities had been severely impacted by weak local economies in recent years. Occupancy rates and property net operating incomes had declined steadily during the same period. The General Partners determined that the sale of these properties was in the best interests of the limited partners given the length of their holding periods and the fact that there were no indications of any sustaining strengthening of the local economies.

In June 1996, subsequent to the sale of the final investment property, the General Partners decided to liquidate the Partnership. As a result, the Partnership adopted the liquidation basis of accounting effective June 30, 1996. Assets are stated at estimated net realizable value and liabilities include estimated expenses of liquidation.

In May 1996, the Partnership made an initial $1,000,000 distribution of sales proceeds and cash reserves to the limited partners. In December 1996, the Partnership made a final distribution of $187,400 to the limited partners, and the Partnership was dissolved. No further distributions are planned by the General Partners. The remaining Partnership assets will be used for final liquidation expenses.

As discussed in Note 6 to the financial statements, pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the general partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994, has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement.

b)  Results of Operations
    ---------------------

The results of operations for 1996 and 1995 are not comparable due to the sales of the Pinecrest and Edgewood communities in May 1996 and June 1996, respectively, and due to the Partnership's adoption of the liquidation basis of accounting effective June 30, 1996, as discussed previously.

The Partnership realized net income of $60,700 ($0.40 per limited partnership unit) for the six months ended June 30, 1996 and incurred a net loss of $157,200 ($1.04 per limited partnership unit) for the year ended December 31, 1995.

The Partnership realized a gain on sale of property held for sale of $109,100 in 1996, consisting of a $116,500 gain realized from the sale of the Pinecrest community, offset by a $7,400 loss incurred on the sale of the Edgewood community, as discussed previously.

In June 1996, in connection with the change in basis of accounting from the going concern basis to the liquidation basis, a $37,300 provision for estimated costs of liquidation was accrued, representing liquidation costs expected to be incurred by the Partnership prior to its dissolution. In December 1996, an additional $16,000 was accrued for liquidation expenses.

In December 1995, the Partnership provided $90,000 for an estimated loss in value of the Edgewood community. The provision was made after a management review of the property and the local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flows. Factors considered and judgments made in estimating future cash flows include current and future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and the estimated property selling price.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                       Page
                                                                       ----
Independent Auditors' Report                                              8

Statement of Net Assets in Liquidation at December 31, 1996               9

Statement of Changes in Net Assets in Liquidation for the six
  months ended December 31, 1996                                         10

Statements of Operations for the six months ended June 30, 1996
  and the year ended December 31, 1995                                   11

Statements of Partners' Equity for the period ended June 30, 1996        12

Statements of Cash Flows for the six months ended June 30, 1996
  and the year ended December 31, 1995                                   13

Notes to Financial Statements                                            14


INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 2
(A California Limited Partnership)
Escondido, California



We have audited the accompanying statement of net assets in liquidation of Windsor Park Properties 2 (the Partnership) as of December 31, 1996, and the related statement of changes in net assets in liquidation for the period from July 1, 1996 to December 31, 1996. In addition, we have audited the accompanying statements of operations, partners' equity and cash flows of Windsor Park Properties 2 for the period from January 1, 1996 to June 30, 1996 and for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the general partners of Windsor Park Properties 2 approved a plan of liquidation effective June 30, 1996, and the Partnership commenced liquidation thereafter. As a result, the Partnership has changed its basis of accounting from the going-concern basis to the liquidation basis effective June 30, 1996.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of Windsor Park Properties 2 at December 31, 1996, the changes in its net assets in liquidation for the period from July 1, 1996 to December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1996 to June 30, 1996 and for the year ended December 31, 1995 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

As discussed in Note 6, partners' equity at December 31, 1994 has been restated.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                 WINDSOR PARK PROPERTIES 2
                 -------------------------
             (A California Limited Partnership)
           STATEMENT OF NET ASSETS IN LIQUIDATION
           --------------------------------------
                     Liquidation Basis
                     -----------------

                                           December 31, 1996
                                           -----------------

Assets
------
Cash and cash equivalents                  $          22,300
Other assets                                           3,300
                                           -----------------

                                                      25,600
Liabilities
-----------

Accounts payable and accrued expenses                 25,600
                                           -----------------

Net Assets In Liquidation                  $              --
                                           =================

See independent auditors' report and accompanying notes to financial statements.

                                 WINDSOR PARK PROPERTIES 2
                                 -------------------------
                            (A California Limited Partnership)
                     STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                     -------------------------------------------------
                        FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                        ------------------------------------------
                                     Liquidation Basis
                                     -----------------

                                      General Partners    Limited Partners        Total
                                      ----------------    ----------------    ------------

Balance at July 1, 1996               $            200    $        199,800    $    200,000

Interest income                                    100               5,200           5,300

Cash distributions                              (1,900)           (187,400)       (189,300)

Change in provision for
  estimated costs of liquidation                 1,600             (17,600)        (16,000)
                                      ----------------    ----------------    ------------
Balance at December 31, 1996          $             --    $             --    $         --
                                      ================    ================    ============


See independent auditors' report and accompanying notes to financial statements.

                                     WINDSOR PARK PROPERTIES 2
                                     -------------------------
                                (A California Limited Partnership)
                                     STATEMENTS OF OPERATIONS
                                     ------------------------
                                        Going Concern Basis
                                        -------------------

                                                                 Six Months Ended      Year Ended
                                                                     June 30,        December 31,
                                                                       1996               1995
                                                                 ----------------    -------------
REVENUES
--------
Rent and utilities                                               $        182,900    $     476,100
Interest                                                                    8,700           27,000
Other                                                                      13,100           30,200
                                                                 ----------------    -------------
                                                                          204,700          533,300
                                                                 ----------------    -------------
COSTS AND EXPENSES
------------------
Property operating                                                        174,400          463,500
Depreciation and amortization                                               4,900           64,100
General and administrative:
  Related parties                                                          15,400           33,200
  Other                                                                    21,100           39,700
Provision for estimated costs of liquidation                               37,300
Provision for estimated loss in value of property held
 for sale                                                                                   90,000
                                                                 ----------------    -------------
                                                                          253,100          690,500
                                                                 ----------------    -------------
Operating loss                                                            (48,400)        (157,200)

Gain on sale of property held for sale                                    109,100
                                                                 ----------------    -------------
Net income (loss)                                                $         60,700    $    (157,200)
                                                                 ================    =============
Net income (loss) - general partners                             $         85,000    $      (1,600)
                                                                 ================    =============
Net loss - limited partners                                      $        (24,300)   $    (155,600)
                                                                 ================    =============
Net loss per limited partnership unit                            $          (0.16)   $       (1.04)
                                                                 ================    =============


See independent auditors' report and accompanying notes to financial statements.

                                   WINDSOR PARK PROPERTIES 2
                                   -------------------------
                               (A California Limited Partnership)
                                 STATEMENTS OF PARTNERS' EQUITY
                                 ------------------------------
                               FOR THE PERIOD ENDED JUNE 30, 1996
                               ----------------------------------
                                      Going Concern Basis
                                      -------------------

                                         General Partners    Limited Partners         Total
                                         ----------------    ----------------    --------------

Balance at December 31, 1994
  - as previously reported               $       (411,400)   $      2,023,800    $    1,612,400

Reallocation of partners' equity
  (Note 6)                                        341,300            (341,300)
                                         ----------------    ----------------    --------------
Balance at December 31, 1994
  - as restated                                   (70,100)          1,682,500         1,612,400

Cash distributions                                 (3,000)           (300,000)         (303,000)

Net loss                                           (1,600)           (155,600)         (157,200)

Repurchase of limited partnership
 units                                                                 (2,200)           (2,200)
                                         ----------------    ----------------    --------------

Balance at December 31, 1995                      (74,700)          1,224,700         1,150,000

Cash distributions                                (10,100)         (1,000,000)       (1,010,100)

Net income (loss)                                  85,000             (24,300)           60,700

Repurchase of limited partnership
 units                                                                   (600)             (600)
                                         ----------------    ----------------    --------------
Balance at June 30, 1996                 $            200    $        199,800    $      200,000
                                         ================    ================    ==============

See independent auditors' report and accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                              Going Concern Basis
                              -------------------

                                                                    Six Months Ended      Year Ended
                                                                        June 30,        December 31,
                                                                          1996               1995
                                                                    ----------------    -------------
Cash flows from operating activities:
 Net income (loss)                                                  $         60,700    $    (157,200)
 Adjustments to reconcile net income (loss) to net
 cash (used in) provided by operating activities:
   Depreciation and amortization                                               4,900           64,100
   (Gain) loss on sale of property held for sale and other
    assets                                                                  (107,900)           6,000

    Provision for estimated loss in value of property
     held for sale                                                                             90,000

   Changes in operating assets and liabilities:
     Other assets                                                             12,800            4,000
     Accounts payable and accrued expenses                                    (5,900)           8,100
                                                                    ----------------    -------------
Net cash (used in) provided by operating activities                          (35,400)          15,000
                                                                    ----------------    -------------
Cash flows from investing activities:
  Proceeds from sale of property held for sale and other
   assets                                                                    891,300            6,500

  Increase in property held for sale                                         (14,000)         (22,300)
                                                                    ----------------    -------------
Net cash provided by (used in) investing activities                          877,300          (15,800)
                                                                    ----------------    -------------
Cash flows from financing activities:
 Cash distributions                                                       (1,010,100)        (303,000)
 Repurchase of limited partnership units                                        (600)          (2,200)
                                                                    ----------------    -------------
Net cash used in financing activities                                     (1,010,700)        (305,200)
                                                                    ----------------    -------------
Net decrease in cash and cash equivalents                                   (168,800)        (306,000)

Cash and cash equivalents at beginning of period                             411,800          717,800
                                                                    ----------------    -------------
Cash and cash equivalents at end of period                          $        243,000    $     411,800
                                                                    ================    =============


See independent auditors' report and accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 2
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  PLAN OF LIQUIDATION AND DISSOLUTION AND BASIS OF ACCOUNTING
         -----------------------------------------------------------

In June 1996, subsequent to the sale of the final investment property owned by Windsor Park Properties 2, A California Limited Partnership (the Partnership), the General Partners determined that it was in the best interests of the limited partners to liquidate the Partnership. Consequently, in December 1996, a final distribution of sales proceeds and cash reserves was made to the partners and the Partnership was dissolved.

As a result of the plan to liquidate and dissolve the Partnership, the Partnership changed its basis of accounting from the going-concern basis to the liquidation basis effective June 30, 1996. Accordingly, assets are stated at estimated net realizable value, and liabilities include estimated expenses of liquidation.

NOTE 2.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

The Partnership was formed in October 1984 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation (TWC), a California corporation, and John A. Coseo, Jr., chief executive officer, president, and principal shareholder of The Windsor Corporation. The Partnership was originally funded through a public offering of 151,530 limited partnership units at $100 per unit which commenced in November 1984 and terminated in October 1985.

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

In 1995, property held for sale was reviewed for impairment annually or whenever events or changes in circumstances indicated that the carrying values of the properties would not be recoverable. Impairment was measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for sale is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and its fair value, less costs to dispose. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Partnership.

Income Tax
----------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Income (Loss) per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the six months ended June 30, 1996 and the year ended December 31, 1995 was 149,735 and 150,201, respectively.

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturity of the financial instruments.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassification
----------------

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE 3.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. Immediately prior to the dissolution of the Partnership in December 1996, there were 149,671 limited partnership units outstanding representing capital contributions of $14,967,100. The number of limited partnership units outstanding at December 31, 1995 was 149,833, which represented capital contributions of $14,983,300. During the years ended December 31, 1996 and 1995, the Partnership repurchased 162 units and 512 units, respectively, for $600 and $2,200, respectively. The General Partners owned 1,550 units during both 1996 and 1995.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits and losses of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. Cash distributions from operations during the operational stage are allocated 95% to the Limited Partners and 5% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $31,300 and $40,600 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating, general and administrative, and estimated liquidation expenses in the accompanying statements of operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners' receiving a 9% cumulative, non-compounded, annual return on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1996 and 1995.

The General Partners also receive 1% of cash distributions from the sale of Partnership properties.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

During the years ended December 31, 1996 and 1995, the General Partners received cash distributions of $12,000 and $3,000, respectively.

NOTE 4.  PROPERTY HELD FOR SALE
         ----------------------

In May 1996, the Partnership sold the Pinecrest manufactured home community located in Shreveport, Louisiana. The Partnership received proceeds of $791,200, net of sale and closing costs of $8,800. The Partnership realized a gain of $116,500 on the sale. The community was sold to ROC Communities, Inc., a Maryland corporation (ROC). ROC had provided property management services for the community since 1991 and had previously acquired properties from the Partnership and its affiliates. In addition, the corporate general partner owns a nominal equity position in ROC.

In June 1996, the Partnership sold the Edgewood manufactured home community located in Oklahoma City, Oklahoma to an unrelated party. The Partnership received proceeds of $99,300, net of sale and closing costs of $10,700. The Partnership realized a loss of $7,400 on the sale.

In December 1995, the Partnership provided $90,000 for an estimated loss in value of the Edgewood community. The provision was made after a management review of the property and the local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flow.

NOTE 5.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1996 and 1995 and for the years then ended follows:

                                December 31, 1996                  December 31, 1995
                           ---------------------------       -------------------------------

                             Net Income        Partners'                        Partners'
                               (Loss)           Equity      Net (Loss)           Equity
                            -------------       ------      -----------       --------------

Per financial
 statements                 $      50,000       $   --      $  (157,200)      $    1,150,000

Syndication
 costs                                                                             1,560,500
Gain on sale of
 property held
 for sale                      (3,116,300)                                          (125,000)
Provision for
 estimated loss
 in value of
 property held
 for sale                                                        90,000            3,195,000
Depreciation                      (64,500)                     (116,200)             116,700
Other                              (3,800)                       (7,400)             (11,000)
                            -------------       ------      -----------       --------------
Per Partnership
 tax return                 $  (3,134,600)      $   --      $  (190,800)      $    5,886,200
                            =============       ======      ===========       ==============


NOTE 6.  RESTATEMENT OF PARTNERS' EQUITY
         -------------------------------

Pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the general partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994 has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement. The effect of this restatement on the Partnership's financial statements is summarized below:

                       As Previously
                         Reported         As Restated
                       --------------     ------------
Equity Balance
--------------
General Partners       $   (411,400)      $    (70,100)
Limited Partners       $  2,023,800       $  1,682,500

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

The executive officers of Windsor and Wincorp do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:

        Name            Age                    Office
------------------    ------  ------------------------------------------

John A. Coseo, Jr.       58   Chairman of the Board and Chief Executive
                              Officer
Patricia A. Coseo        55   Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (58) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (55) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

   No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group immediately prior to the dissolution of the Partnership in December 1996:

                                                     Amount and Nature of
Title of Class                Beneficial Owner       Beneficial Ownership    Percent of Class
---------------------------------------------------------------------------------------------

Units of Limited          John A. Coseo, Jr.,
Partnership Interest      a General Partner                  50                     .03%

Units of Limited          The Windsor Corporation,
Partnership Interest      a General Partner               1,500                    1.01%
                                                          -----                    ----

Units of Limited          All General Partners as
Partnership Interest      a group                         1,550                    1.04%
                                                          =====                    ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1996 and 1995.



Form of Compensation and Entity Receiving              1996      1995
-----------------------------------------              ----      ----
Expense reimbursement - The Windsor Corporation       $31,300    $40,600
Cash distributions - The Windsor Corporation          $12,000    $ 3,000

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

   (a)  Exhibits and Index of Exhibits

          (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 2-93829 and incorporated herein by reference.

          (27) - Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1997.


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


Signature                                  Title                         Date
---------                                  ------                        ----

/s/ John A. Coseo, Jr.      General Partner and Chairman of the     March 26, 1997
---------------------       Board of The Windsor Corporation
JOHN A. COSEO, JR.          (Principal Executive Officer of The
                            Windsor Corporation)


/s/ Patricia A. Coseo       Director of The Windsor Corporation     March 26, 1997
---------------------
PATRICIA A. COSEO